Form 10KSB
period 2007-05-31
Grace 5, Inc.
filed 2007-08-01
CIK 1366538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52065

Grace 5, Inc.

(Name of small business issuer in its charter)

Delaware	20-3708668
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Bridge Avenue, Red Bank, New Jersey	07701
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (732) 530-9007

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant did not have any revenues for the year ended May 31, 2007.

As of August 1, 2007, there were 100,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Grace 5, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Grace 5, Inc. (the “Company”) was incorporated in the State of Delaware on October 27, 2005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

(b) Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Both of our officers and directors are engaged in outside business activities and anticipate that they will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934, as amended.

(3) The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Employees

The Company currently has no employees.

RISK FACTORS

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

Outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

OUR STOCKHOLDER MAY ENGAGE IN A TRANSACTION TO CAUSE THE COMPANY TO REPURCHASE ITS SHARES OF COMMON STOCK.

In order to provide an interest in the Company to a third party, our stockholder may choose to cause us to sell our securities to third parties, with the proceeds of such sale being utilized by us to repurchase shares of common stock held by our sole stockholder. As a result of such transaction, our management, sole stockholder and Board of Directors may change.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A “REVERSE MERGER”, FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS; OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

THERE IS NO PUBLIC MARKET FOR OUR COMMON STOCK, NOR HAVE WE EVER PAID DIVIDENDS ON OUR COMMON STOCK.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

AUTHORIZATION OF PREFERRED STOCK.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

CONTROL BY MANAGEMENT.

Management currently owns approximately 100% of all the issued and outstanding capital stock of the Company. Consequently, management has the ability to influence control of our operations and, acting together, will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

●	Election of the board of directors;

●	Removal of any directors;

●	Amendment of our certificate of incorporation or bylaws; and

●	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs and other stockholders of the Company possess no practical ability to remove management or effect the operations of the business of the Company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the common stock.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not party to any legal proceedings nor is it aware of any investigation, claim or demand made on the Company that may reasonably result in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 110,000,000 shares of capital stock, of which 100,000,000 are shares of Common Stock, par value $0.0001 per share (the “Common Stock”). As of the date hereof, 100,000 shares of Common Stock are issued and outstanding, and there is one holder of record of the Common Stock.

The Common Stock is not listed on a publicly-traded market.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”). The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Recent Sales of Unregistered Securities

The Company issued a total of 100,000 shares of Common Stock on October 27, 2005, to Getting You There, LLC, an entity owned by Virginia K. Sourlis, the sole officer and director of the Company, for aggregate cash consideration of $100. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

The purchaser represented in writing that it acquired the securities for its own account. A legend was placed on the stock certificate stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, Inc., dated January 21, 2000.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to locate suitable acquisition or merger candidates. The Company may need additional cash advances from stockholders to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or merger transactions. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

GRACE 5, INC.
(A Development Stage Company)
Index to Financial Statements
May 31, 2007

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet	F−2
Statements of Operations	F−3
Statements of Changes of Stockholder’s Equity	F−4
Statements of Cash Flows	F−5

Notes to Financial Statements	F−6 −F−7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Grace 5, Inc.
A Development Stage Company

We have audited the accompanying balance sheets of Grace 5, Inc., a development stage company, as of May 31, 2007 and June 02, 2006 and the related statements of operations, changes in stockholder’s equity and cash flows for the year ended May 31, 2007 and the period October 27, 2005 (inception) through May 31, 2007, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grace 5, Inc., a development stage company, as of May 31, 2007 and the results of its operations and its cash flows for the period October 27, 2005 (inception) through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 8 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC

CONNER & ASSOCIATES, PC
Newtown, Pennsylvania
1 August 2007

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS
May 31, 2007 and June 02, 2006

	May 31, 2007	June 02, 2006

ASSETS
Current assets
Prepaid expenses	$1,500	$-

Total assets	$1,500	$-

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable	$4,000	$-

Total current liabilities	4,000	-

Total liabilities	4,000	-

Commitment and contingencies	-	-

Stockholder's equity
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	2,784	90
Deficit accumulated during the development stage	(5,294)	(100)

Total stockholder's equity (deficit)	(2,500)	-

Total liabilities and stockholder's equity (deficit)	$1,500	$-

See accompanying notes

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

		For the period	For the period
	For the	October 27, 2005	October 27, 2005
	year ended	(Inception) to	(Inception) to
	May 31, 2007	June 02, 2006	May 31, 2007

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	5,194	100	5,294

Net (loss)	$(5,194)	$(100)	$(5,294)

Basic and diluted (loss) per common share	$(0.05)	NIL	$(0.05)

Weighted average number of common shares outstanding	100,000	100,000	100,000

See accompanying notes

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY - (Unaudited)
For the period October 25, 2005 (Inception) to May 31, 2007

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balance - October 27, 2005	-	$-	-	$-	$-	$-	$-

Issuance of common shares	-	-	100,000	10	90	-	100

Balance - June 02, 2006	-	-	100,000	10	90	-	100

Capital contributions - shareholder	-	-	-	-	2,694	-	2,694

Net (loss)	-	-	-	-	-	(5,294)	(5,294)

Balance, May 31, 2007	-	$-	100,000	$10	$2,784	$(5,294)	$(2,500)

See accompanying notes

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from
		For the period	October 27, 2005
	For the	October 27, 2005	(inception)
	year ended	(Inception) to	through
	May 31, 2007	June 02, 2006	May 31, 2007

Cash flows from operating activities
Net (loss)	$(5,194)	$(100)	$(5,294)

Adjustments to reconcile net (loss) to net cash
used in operating activities
Increase in prepaid expenses	(1,500)	-	(1,500)
Increase in accounts payable	4,000	-	4,000

Net cash used in operating activities	(2,694)	(100)	(2,794)

Cash flows from financing activities
Proceeds from issuance of common stock	-	100	100
Capital contributions - shareholder	2,694	-	2,694

Net cash provided by financing activities	2,694	100	2,794

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents - beginning of period	-	-	-

Cash and cash equivalents - end of period	$-	$-	$-

See accompanying notes

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

NOTE 1.  DEVELOPMENT STAGE COMPANY

Grace 5, Inc. (“the Company”) was incorporated in the State of Delaware on October 27, 2005 and is currently in its development stage.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Since inception, the Company has been engaged in organizational efforts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s accompanying financial statements are prepared in accordance with U.S. generally accepted accounting principles in the United States. Significant accounting policies are as follows:

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through May 31, 2007, the Company did not maintain any bank accounts.

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

e.	Fair Value of Financial Instruments - The carrying value of cash equivalents and accrued expenses approximates fair value due to their short term nature.

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

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
May 31, 2007

NOTE 4. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $100 to the sole shareholder of the Company.

Holders of shares of common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The common stock does not have cumulative voting rights. No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

NOTE 6  RELATED PARTY TRANSACTION

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

NOTE 7  INCOME TAXES

The Company has approximately $5,294 in gross deferred tax assets at May 31, 2007, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to May 31, 2007. At May 31, 2007, the Company has federal net operating loss carry forwards of approximately $5,294 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to May 31, 2007, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate - net	0%

NOTE 8 GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of the date of these financial statements, the Company has made no efforts to identify a possible business combination.

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended May 31, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information

None

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a) Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended May 31, 2007:
Name	Age	Position	Term

Virginia K. Sourlis	43	President and Sole Director	October 27, 2005 thru present

Virginia K. Sourlis, our President and sole Director, is the founder and owner of The Sourlis Law Firm, a boutique securities law firm located in the heart of Red Bank, New Jersey. Her firm represents several brokerage firms and SEC and state registered investment advisors. Her firm represents numerous private and publicly traded companies that are located throughout the world, in all stages of their development, from start-up to being a publicly traded company.

Virginia’s law firm handles Rule 504, 505 and 506 private placements, Underwritten Public Offerings (also direct and shelf), Regulation A Offerings, Traditional Initial Public Offerings, Reverse Mergers, Rule 15c2-11 Pink Sheet (and unsolicited quote) and OTCBB applications, Regulation of formal/informal disclosure requirements, 1933 and 1934 Act Registration Statements (i.e. Form SB-2, Form 10SB), compliance with NASD Rules and Regulations, NASD audits, SEC audits, Rule 144/144A transactions and legal opinions, Sarbanes Oxley Act compliance, Blue Sky law compliance, Proxy Statements and Information Statements, Form 10-Ks, Form 10-Qs, Form 8-Ks, Forms 3, 4, & 5, and Forms 13G & 13D, and counsel and advise companies regarding general securities and corporate/business legal matters.

Virginia K. Sourlis, Esq. studied at Oxford University, England, graduated from Stanford University, California and received her MBA and JD from Villanova University, Pennsylvania. Virginia serves as an arbitrator and chairperson for the National Association of Securities Dealers, Inc. (“NASD”) and New York Stock Exchange (“NYSE”), and is a Director of the Eastern Monmouth Area Chamber of Commerce, and a member of the New Jersey Bar Association, Monmouth Bar Association, ACCA, ABA and NJCCA, received a full scholarship to Stanford University, Palo Alto, CA, an All American Collegiate basketball player at Stanford University (point guard), an Olympic basketball finalist, a retired professional basketball player, All-American high school basketball player, and retired high school basketball uniform (#10).

The term of office of each director expires at the Company’s annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

(b). Significant Employees. None

(c). Family Relationships. None

(d) Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e) The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the period from October 27, 2005 (inception) to May 31, 2007 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 10. Executive Compensation.

We did not pay any compensation to Virginia K. Sourlis, the Company’s President, during the last two fiscal years ended May 31, 2006 and 2007.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period October 27, 2005 (inception) to May 31, 2007, no director expenses were incurred.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of August 1, 2007, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount and Nature of
Name and Address	Beneficial Ownership	Percentage of Class

Getting You There, LLC(1)	100,000	100%
2 Bridge Avenue
Red Bank, NJ 07701

All Officers and Directors as a group	100,000	100%

(1) Virginia K. Sourlis is the sole owner of Getting You There, LLC (located at the same address of the Company) and is the President and sole director of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits

Exhibit Index

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended May 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Conner & Associates, PC (“Conner”) is the Company’s independent registered public accounting firm.

AUDIT FEES

The aggregate fees billed by Conner for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-KSB or services that are normally provided in connection with statutory and regulatory filings were $4,500 for the fiscal year ended May 31, 2007.

AUDIT-RELATED FEES

Conner’s fees billed for assurance and related services related to the audit or review of the Company’s financial statements were $0 for the fiscal year ended May 31, 2007.

TAX FEES

Conner’s fees billed for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended May 31, 2007

ALL OTHER FEES

Conner’s fees billed for other products and services were $0 for the fiscal year ended May 31, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRACE 5, INC.

Dated: August 1, 2007	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis President (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Virginia K. Sourlis	President and Sole Director	August 1, 2007
Virginia K. Sourlis	(Principal Executive Officer) (Principal Financial Officer)