Form 10-Q
period 2008-08-31
Grace 5, Inc.
filed 2008-10-07
CIK 1366538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 7, 2008: 100,000 shares of common stock, par value $.0001 per share.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
August 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	August 31, 2008	May 31, 2008
	(Unaudited)	(Audited)
Assets

Total assets	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	-	2,000
Total liabilities	-	2,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	10,534	7,784
Deficit accumulated during the development stage	(10,544)	(9,794)

Total stockholder's equity (deficit)	-	(2,000)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the three	For the three	October 27, 2005
	months ended	months ended	(Inception) to
	August 31, 2008	August 31, 2007	August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	750	750	10,544

Net loss	$(750)	(750)	$(10,544)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.01)	$(0.01)	$(0.11)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the period October 27, 2005 (inception) to August 31, 2008
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholder's
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 27, 2005	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	90	-	100

Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006 (1)	100,000	10	90	(100)	-

Capital contributions - shareholder	-	-	2,694	-	2,694

Net (loss)	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions - shareholder	-	-	5,000	-	5,000

Net loss	-	-	-	(4,500)	(4,500)

Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions - shareholder			2,750	-	2,750

Net loss				(750)	(750)

Balance, August 31, 2008	100,000	$10	$10,534	$(10,544)	$-

(1) restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from
	For the three	For the three	October 27, 2005
	months ended	months ended	(inception ) to
	August 31, 2008	August 31, 2007	August 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(750)	$(750)	$(10,544)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	1,500	-
Increase (decrease) in accounts payable	(2,000)	(1,571)	(2,000)

Net cash (used in) operating activities	(2,750)	(821)	(12,544)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	10
Proceeds from additional capital contributions	2,750	821	12,534

Net cash provided by financing activities	2,750	821	12,544

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

Financial Statements and Notes Thereto

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through August 31, 2008, the Company did not maintain any bank accounts.

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

NOTE 5RELATED PARTY TRANSACTION

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

NOTE 6.   INCOME TAXES

The Company has approximately $4,112 in gross deferred tax assets at August 31, 2008, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to August 31, 2008. At August 31, 2008, the Company has federal net operating loss carry forwards of approximately $10,544 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to August 31, 2008, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate - net	0%

NOTE 7. GOING CONCERN

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Plan of Operation; Going Concern

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Results of Operations

Comparison of Three Months Ended August 31, 2008 to August 31, 2007

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

Assets. At August 31, 2008, the Company had $0 in assets, compared to $0 at May 31, 2008. The Company’s Assets consisted of prepaid expenses which were related to SEC audit fees.

Liabilities. At August 31, 2008, the Company had $0 in total liabilities. At May 31, 2008, the Company had total liabilities of $2,000. Total liabilities consisted of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Revenues. For the three month period ended August 31, 2008 and 2007and and for the period from October 27, 2005 (Inception) to August 31, 2008, the Company had no activities that produced revenues from operations.

Net Loss. For the three month period ended August 31, 2008 and 2007, the Company had a net loss of $750 and $750, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2008, the Company had net losses of $10,544. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the fiscal years ended August 31, 2008 and 2007, the Company had general and administrative expenses of $750 and $750 respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2008, the Company had general and administrative expenses of $10,544. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At August 31, 2008, the Company had $0 in total assets. At May 31, 2008, the Company had $0 in total assets. The Company’s current liabilities at August 31, 2008 and at May 31, 2008, totaled $0 and $2,000,, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three Months Ended August 31, 2008 and 2007 and
The Period from Date of Inception to August 31, 2008

	For the Three month period ended August 31, 2008		Period from October 26, 2005 (Inception) to August 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Audited)

Cash Used in Operating activities	$(2,750)	$(821)	$(12,544)
Investing activities	$0	$0	$0
Cash Provided from Financing activities	$2,750	$821	$12,544

Net effect on cash	$0	$0	$0

The Company has no assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

At August 31, 2008, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

N/A

Item 4T.  Controls and Procedures.

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

As of August 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended August 31, 2008.

Limitations on the Effectiveness of Controls

The Company's management does not expect that their disclosure controls or their internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Index

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: October 7, 2008

GRACE 5, INC.

By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis Chief Executive Officer and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)