Form 10-K/A
period 2008-05-31
Grace 5, Inc.
filed 2009-02-02
CIK 1366538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: May 31, 2008

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File No. 000-52065

Grace 5, Inc.

(Name of registrant in its charter)

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
☒ Yes ☐ No

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 100,000 shares of common stock, par value $0.0001 per share as of February 2, 2009.

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

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended May 31, 2008 of the Registrant which was filed with the Securities Exchange Commission on July 31, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 9A(T) Controls and Procedures.

          The certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K/A.

          Except for the amended disclosure contained herein, this Amendment No. 1 on Form 10-K/A does not modify or update other disclosures in the Original Filing which is incorporated by reference herein.

PART III

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Registrant’s management evaluated, with the participation of our principal executive and principal financial officers, or persons performing similar functions, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of fiscal year ended May 31, 2008. However, due  to the fact that the Registrant did not include a complete Management’s Report on Internal Control over Financial Reporting for the fiscal year ended May 31, 2008 as required by Item 308(T) of Regulation S-K, Management’s revised conclusion is that the Registrant’s disclosure controls and procedures were not effective as of the fiscal year ended May 31, 2008.   Management has remedied this situation by undertaking to evaluate Management’s evaluation of the Registrant’s disclosure controls and procedures in accordance with Item 307 of Regulation S-K and internal control over financial reporting in accordance with Item 308(T) of Regulation S-K.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive officers and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

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

Due to the fact that the Registrant did not include a complete Management’s Report on Internal Control over Financial Reporting for the fiscal year ended May 31, 2008 by omitting the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting as required by Item 308(T) of Regulation S-K, Management’s revised conclusion is that the Registrant’s internal controls over financial reporting were not effective as of the fiscal year ended May 31, 2008.  Management has undertaken to remedy this situation by evaluating the Registrant’s internal control over financial by using the framework set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

GRACE 5, INC.

Dated: February 2, 2009	By:	/s/ Virginia K. Sourlis
Virginia K. Sourlis
President (Principal Executive Officer) (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Virginia K. Sourlis	President and Sole Director	February 2, 2009
Virginia K. Sourlis	(Principal Executive Officer) (Principal Financial and Accounting Officer)