Form 10-Q
period 2009-02-28
Grace 5, Inc.
filed 2009-03-18
CIK 1366538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission file number: 000-52065

GRACE 5, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3708668
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2 Bridge Avenue Red Bank, New Jersey 07701	07701
(Address of Principal Executive Offices)	(Zip Code)

(732) 530-9007

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 18, 2009, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
February 28, 2009

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	February 28, 2009	May 31, 2008
	(Unaudited)	(Audited)
Assets
Prepaid expenses	$-	$-

Total assets	-	-

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
Accounts payable	750	2,000

Total liabilities	750	2,000

Commitment and contingencies	-	-

Stockholder's equity (deficit)
Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	11,284	7,784
Deficit accumulated during the development stage	(12,044)	(9,794)

Total stockholder's equity (deficit)	(750)	(2,000)

Total liabilities and stockholder's equity (deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

					For the period
	For the three	For the three	For the nine	For the nine	October 27, 2005
	months ended	months ended	months ended	months ended	(Inception) to
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses	750	1,250	2,250	2,500	12,044

Net loss	$(750)	$(1,250)	$(2,250)	$(2,500)	$(12,044)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.008)	$(0.013)	$(0.023)	$(0.025)	$(0.120)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes shoud be read in conjunction with the financial statements

GRACE 5, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

					Period from
	For the three	For the three	For the nine	For the nine	October 27, 2005
	months ended	months ended	months ended	months ended	(inception ) to
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(750)	$(1,250)	$(2,250)	$(2,500)	$(12,044)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses	-	-	-	500	-
Increase (decrease) in accounts payable	750	-	(1,250)	(2,500)	750

Net cash (used in) operating activities	-	(1,250)	(3,500)	(4,500)	(11,294)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	-	-	10
Proceeds from additional capital contributions	-	1,250	3,500	4,500	11,284

Net cash provided by financing activities	-	1,250	3,500	4,500	11,294

Net increase in cash and cash equivalents	-	-	-	-	-

Cash - beginning of period	-	-	-	-	-

Cash - end of period	$-	$-	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-	-	-
Interest paid	$-	$-	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 5, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 28, 2009

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through February 28, 2009, the Company did not maintain any bank accounts.

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
February 28, 2009

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

NOTE 5.              RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of sole shareholder, at no cost. Management estimates such amounts to be immaterial.

NOTE 6.              INCOME TAXES

The Company has approximately $4,818 in gross deferred tax assets at February 28, 2009, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to February 28, 2009. At February 28, 2009, the Company has federal net operating loss carry forwards of approximately $12,044 available to offset future taxable income through 2026.

For the period October 27, 2005 (inception) to February 28, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $300.

GRACE 5, INC.
A Development Stage Company
NOTES TO UNAUDITED FINANCIAL STATEMENTS
February 28, 2009

NOTE 7.               INTERIM FINANCIAL STATEMENTS

The accompanying interim financial statements of the Company for the three and nine months ended February 28, 2009 and  February 29, 2008 and for the period October 27, 2005 (inception) through February 28, 2009 have been prepared in accordance with accounting principles generally accepted for interim unaudited financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included.

All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-SB12G filed with the Securities and Exchange Commission on June 19, 2006, which contained audited financial statements as of June 2, 2006 and for the period October 27, 2005 (inception) to June 2, 2006.

NOTE 8.              GOING CONCERN

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Results of Operations

Comparison of Three and Nine Months Ended February 28, 2009 to February 29, 2008

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

Assets. At February 28, 2009, the Company had $0 in assets, compared to $0 at May 31, 2008.

Liabilities. At February 28, 2009, the Company had $750 in total liabilities. At May 31, 2008, the Company had total liabilities of $2,000. Total liabilities consisted of Accounts Payable. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Revenues. For the three and nine month periods ended February 28, 2009 and February 29, 2008 and for the period from October 27, 2005 (Inception) to February 28, 2009, the Company had no activities that produced revenues from operations.

Net Loss. For the three month period ended February 28, 2009 and February 29, 2008, the Company had a net loss of $750 and $1,250, respectively. For the nine month period ended February 28, 2009 and February 29, 2008, the Company had a net loss of $2,250 and $2,500, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2009, the Company had net losses of $12,044. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended February 28, 2009 and February 29, 2008, the Company had general and administrative expenses of $750 and $1,250, respectively. For the nine months ended February 28, 2009 and February 29, 2008, the Company had general and administrative expenses of $2,250 and $2,500, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2009, the Company had general and administrative expenses of $12,044. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At February 28, 2009, the Company had $0 in total assets. At May 31, 2008, the Company had $0 in total assets. The Company’s current liabilities at February 28, 2009 and at May 31, 2008, totaled $750 and $2,000, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three and Nine Months Ended February 28, 2009 and February 29, 2008 and
The Period from (October 27, 2005) Date of Inception to February 28, 2009

	For the Three Months Ended February 28,		For the Nine Months Ended February 28,		Period from October 27, 2005 to February 28, 2009
	2009	2008	2009	2008
Cash Used in Operating Activities	$0	$(1,250)	$(3,500)	$(4,500)	$(11,294)
Investing Activities	$0	$0	$0	$0	$0
Cash Provided from Financing Activities	$0	$1,250	$3,500	$4,500	$11,294
Net Effect on Cash	$0	$0	$0	$0	$0

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

At February 28, 2009, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

The Company’s shareholder shall fund the Company’s activities while the Company takes steps to locate and negotiate with a business entity through acquisition, or merger with, an existing company; however, there can be no assurance these activities will be successful. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

N/A.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On October 27, 2005, the Company issued 100,000 shares of common stock for total consideration of $100 to the sole shareholder of the Company under the exemption from registration afforded the Company under Section 4(2) of the Securities Act of 1933, as amended.  .

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	Bylaws

31.1
Certification by Virginia K. Sourlis, the Principal Executive Officer and Principal Financial Officer of Grace 5, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by Virginia K. Sourlis, the Principal Executive Officer and Principal Financial Officer of Grace 5, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Company’s Registration Statement on Form 10-SB (File No. 000-52065), as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 2009

Grace 5, Inc.

By:	/s/ VIRGINIA K. SOURLIS
Virginia K. Sourlis
President
(Principal Executive Officer)
(Principal Financial Officer)